Form 10-Q
period 2008-03-31
Brookshire Raw Materials (U.S.) Metals USD Fund; Brookshire Raw Materials (U.S.) Accelerated Core USD Fund; Brookshire Raw Materials (U.S.) Agriculture CDN Fund; Brookshire Raw Materials (U.S.) Metals CDN Fund; Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund; Brookshire Raw Materials (U.S.) Core CDN Fund; Brookshire Raw Materials (U.S.) Energy CDN Fund; Brookshire Raw Materials (U.S.) Trust; Brookshire Raw Materials (U.S.) Agriculture USD Fund; Brookshire Raw Materials (U.S.) Core USD Fund
filed 2008-05-15
CIK 1404189, 1404185, 1404182, 1404180, 1404176, 1404183, 1404179, 1372989, 1404191, 1404193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-1372989
BROOKSHIRE RAW MATERIALS (U.S.) TRUST
BROOKSHIRE RAW MATERIALS (U.S.) CORE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) CORE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) AGRICULTURE CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) METALS CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ENERGY CDN FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE USD FUND SERIES; BROOKSHIRE RAW MATERIALS (U.S.) ACCELERATED CORE CDN FUND SERIES
(Exact Name of Registrant as specified in its Charter)

Delaware	26-1080463
(State of Organization)	(IRS Employer Identification No.)
c/o Brookshire Raw Materials Management, LLC
1000 Hart Road
Suite 210
Barrington, IL 60010
(Address of Principal Executive Offices)
(888) 877-2719
(Registrant’s Telephone Number)
Securities to be registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Brookshire Raw Materials (U.S.) Core USD Fund Series
Brookshire Raw Materials (U.S.) Core CDN Fund Series
Brookshire Raw Materials (U.S.) Agriculture USD Fund Series
Brookshire Raw Materials (U.S.) Agriculture CDN Fund Series
Brookshire Raw Materials (U.S.) Metals USD Fund Series
Brookshire Raw Materials (U.S.) Metals CDN Fund Series
Brookshire Raw Materials (U.S.) Energy USD Fund Series
Brookshire Raw Materials (U.S.) Energy CDN Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core USD Fund Series
Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund Series
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1	Financial Statements	3
	Statements of Financial Condition, March 31, 2008 (Unaudited) and December 31, 2007	3
	Notes to Financial Statements as of March 31, 2008	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1a	Risk Factors	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters to a Vote of Security Holders	22
Item 5	Other Information	22
Item 6	Exhibits	22

SIGNATURES		23
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-31.4: CERTIFICATION
EX-31.5: CERTIFICATION
EX-31.6: CERTIFICATION
EX-31.7: CERTIFICATION
EX-31.8: CERTIFICATION
EX-31.9: CERTIFICATION
EX-31.10:CERTIFICATION
EX-31.11:CERTIFICATION
EX-31.12:CERTIFICATION
EX-31.13:CERTIFICATION
EX-31.14:CERTIFICATION
EX-31.15:CERTIFICATION
EX-31.16:CERTIFICATION
EX-31.17:CERTIFICATION
EX-31.18:CERTIFICATION
EX-31.19:CERTIFICATION
EX-31.20:CERTIFICATION
EX-31.21:CERTIFICATION
EX-31.22:CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION
EX-32.4: CERTIFICATION
EX-32.5: CERTIFICATION
EX-32.6: CERTIFICATION
EX-32.7: CERTIFICATION
EX-32.8: CERTIFICATION
EX-32.9: CERTIFICATION
EX-32.10:CERTIFICATION
EX-32.11:CERTIFICATION
Special Note About Forward-Looking Statements
THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS REFLECT THE MANAGING OWNER’S CURRENT EXPECTATIONS ABOUT THE FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES OF THE TRUST. THE MANAGING OWNER HAS TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS “MAY,” “WILL,” “EXPECT,” “ANTICIPATE,” “BELIEVE,” “INTEND,” “SHOULD,” “ESTIMATE” OR THE NEGATIVE OF THOSE TERMS OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE MANAGING OWNER AND ARE SUBJECT TO A NUMBER OF RISKS, UNCERTAINTIES AND OTHER FACTORS, BOTH KNOWN AND UNKNOWN, THAT COULD CAUSE THE TRUST’S ACTUAL RESULTS, PERFORMANCE, PROSPECTS OR OPPORTUNITIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. EXCEPT AS EXPRESSLY REQUIRED BY THE FEDERAL SECURITIES LAWS, THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS OR THE RISKS, UNCERTAINTIES OR OTHER FACTORS DESCRIBED HEREIN, AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR CHANGED CIRCUMSTANCES OR FOR ANY OTHER REASON AFTER THE DATE OF THIS REPORT.
UNLESS EXPRESSLY STATED OTHERWISE, ALL INFORMATION IN THIS REPORT IS AS OF MARCH 31, 2008, AND THE MANAGING OWNER UNDERTAKES NO OBLIGATION TO UPDATE THIS INFORMATION.

PART I—FINANCIAL INFORMATION
Item 1 Financial Statements
The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
March 31, 2008 and December 31, 2007

	Core		Core		Agriculture
	USD		CDN		US
	Fund		Fund		Fund
	Mar. 31, 2008	Dec 31, 2007	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2008	Dec 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash	$10	$10	$—	$—	$10	$10
Deferred offering costs (note 2)	—	—	—	—	—	—

Total Assets	$10	$10	$—	$—	$10	$10

Liabilities
Payable to managing owner (note 2)	$—	$—	$—	$—	$—	$—

Total Liabilities	—	—	—	—	—	—

Net Assets	$10	$10	$—	$—	$10	$10

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—	$10	$10

The accompanying notes are an integral part of these unaudited financial statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
March 31, 2008 and December 31, 2007

	Agriculture		Metals		Metals
	CDN		USD		CDN
	Fund		Fund		Fund
	Mar. 31, 2008	Dec 31, 2007	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2008	Dec 31, 2007
	(Unaudited)		(Unaudited)		(Unaudited)
Assets
Cash	$—	$—	$10	$10	$—	$—
Deferred offering costs (note 2)	—	—	—	—	—	—

Total Assets	$—	$—	$10	$10	$—	$—

Liabilities
Payable to managing owner (note 2)	$—	$—	$—	$—	$—	$—

Total Liabilities	—	—	—	—	—	—

Net Assets	$—	$—	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$—	$—	$10	$10	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
March 31, 2008 and December 31, 2007

	Energy		Energy
	USD		CAD
	Fund		Fund
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)		(Unaudited)
Assets
Cash	$10	$10	$—	$—
Deferred offering costs (note 2)	—	—	—	—

Total Assets	$10	$10	$—	$—

Liabilities
Payable to managing owner (note 2)	$—	$—	$—	$—

Total Liabilities	—	—	—	—

Net Assets	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

The Brookshire Raw Materials (U.S.) Trust
Statements of Financial Condition
March 31, 2008 and December 31, 2007

	Accelerated Core		Accelerated Core
	USD		CAD
	Fund		Fund
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)		(Unaudited)
Assets
Cash	$10	$10	$—	$—
Deferred offering costs (note 2)	—	—	—	—

Total Assets	$10	$10	$—	$—

Liabilities
Payable to managing owner (note 2)	$—	$—	$—	$—

Total Liabilities	—	—	—	—

Net Assets	$10	$10	$—	$—

Net Assets Consist of:
Paid-in capital	$10	$10	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
March 31, 2008 and December 31, 2007
Unaudited
1. Organization
Brookshire Raw Materials (U.S.) Trust (the “Trust”) was formed on August 17, 2006 as a Delaware statutory trust pursuant to a Declaration of Trust and Trust Agreement (the “Agreement”). The Trust is organized in 10 separate series. Each series of the Trust (individually a “Fund”, collectively the “Funds”) will issue units of beneficial interest (the “Units”). Each Fund will have its own segregated pool of assets and liabilities, pursuant to the requirements of the Delaware Statutory Trust Act, as amended (the “Trust Act”). The Funds are denominated in U.S. dollars and in Canadian dollars.
The 10 Funds are as follows:
(1) Brookshire Raw Materials (U.S.) Core USD Fund;
(2) Brookshire Raw Materials (U.S.) Core CDN Fund;
(3) Brookshire Raw Materials (U.S.) Agriculture USD Fund;
(4) Brookshire Raw Materials (U.S.) Agriculture CDN Fund;
(5) Brookshire Raw Materials (U.S.) Metals USD Fund;
(6) Brookshire Raw Materials (U.S.) Metals CDN Fund;
(7) Brookshire Raw Materials (U.S.) Energy USD Fund;
(8) Brookshire Raw Materials (U.S.) Energy CDN Fund;
(9) Brookshire Raw Materials (U.S.) Accelerated Core USD Fund; and
(10) Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund.
Brookshire Raw Materials Management, LLC (the “Managing Owner”), a Delaware limited liability company, is the commodity pool operator of the Trust and each Fund. The trustee of the Trust is CSC Trust Company, a Delaware banking corporation. Under the Trust Agreement with the Trust, the trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and accordingly, the Trustee has only nominal duties and liabilities to the Trust.
No Units of the Trust have been issued to Limited Owners to date and the Trust has not commenced trading operations.
In March 2005, Brookshire Raw Materials Group Inc. (“Brookshire”), an Ontario, Canada incorporated company and the parent company of the Managing Owner, developed the Brookshire International Raw Materials Index (the “BIRMI”), which is an index that is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMI. The 26 commodities that currently comprise the BIRMI range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agriculture products (such as corn, cotton and wheat).
In addition to the BIRMI, Brookshire also has developed four indices that are derived from the BIRMI, each with commodities weights that approximately correspond with the commodities contained in the BIRMI. These indices are:
(1) The Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”);
(2) The Brookshire International Raw Materials Sub-Index Metals (“BRMME”);
(3) The Brookshire International Raw Materials Sub-Index Energy (“BRMEN”); and
(4) The Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”).
Except for the BRMXL, each of the other indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash cover. The BRMXL, however, notionally purchases approximately 50% more commodity futures and forward contracts than it has cash to cover.

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
March 31, 2008 and December 31, 2007
Unaudited
1. Organization (cont’d)
Each of the indices is separately maintained in U.S. and Canadian dollars. In addition, each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).
The Managing Owner has been granted a non-exclusive license by Brookshire to use the indices in the U.S.
The investment objectives of each Fund will be to engage in the speculative trading of a diversified portfolio of commodity futures and forward contracts designed to approximately replicate the investment methodology commodity of its corresponding index. For example, the Core Funds will trade a portfolio of futures and forward contracts designed to approximately replicate the investment methodology of the BIRMI. Each Fund will purchase long-only positions in a commodities portfolio of commodities futures and forward contracts. Assets of each Fund not required by such Fund to satisfy minimum commodities futures and forward contract margin requirements will be invested in a portfolio of government treasury securities and other high credit quality short-term fixed income securities and cash and cash equivalents generally of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).
Under the Trust’s organizational documents, the Managing Owner’s and the Funds’ officers, directors and certain other related persons, as well as the trustee and certain related persons, are indemnified against certain liabilities arising out of the performance of their duties to the Trust and/or the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers, which also provide for indemnifications by the Funds. The Funds’ maximum exposure under these agreements is unknown as this would involve any future claims that may be made against the Funds.
2. Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies followed by the Trust in the preparation of its financial statements. The policies are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
a)	Deferred Offering Costs

Direct incremental costs associated with the offering are the responsibility of the Managing Owner and are not reflected in the Trust’s financial statements. In August 2007, prior to the registration statement for the Trust and the Funds becoming effective, but subsequent to the date of the most recent financial statements included in the registration statement, the Managing Owner changed the management and operating fee structure for the Trust and the Funds. Under the management and operating fee structure in effect prior to August 2007, direct incremental costs associated with the offering were to be deferred until such time as the offering had been completed. At the time of the completion of the offering, the costs were to be charged against the capital raised. Such costs were to be due to the Managing Owner over a period of 24 months from commencement of the Trust and the Core Funds’ trading operations. Accordingly, the payable to the Managing Owner represented reimbursement due for the Trust’s and the Funds’ offering costs. Under the new management and operating fee structure in effect after August 2007, as reflected in the registration statement for the Trust and the Funds that became effective on September 24, 2007, the Managing Owner is responsible for all costs associated with the offering, therefore, deferred offering costs and the corresponding payable to the Managing Owner have been eliminated.

b)	Income Taxes

Each Fund will be treated as a partnership for U.S. Federal income tax purposes, and each Fund will not be a publicly traded partnership treated as a corporation assuming that at least 90% of the gross income of the Trust will constitute “qualifying income” within the meaning of Section 7704(d) of the Internal Revenue Code of 1986, as

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
March 31, 2008 and December 31, 2007
Unaudited
2. Summary of Significant Accounting Policies (cont’d)
amended (the “Code”). As long as each Fund is treated as a partnership for Federal income tax purposes, the Trust will not be subject to Federal income tax. Instead, unitholders will be taxed on an amount equal to their allocable share of the income generated by the Funds in which the unitholders have purchased units (whether or not any cash was distributed to the unitholders).

Each unitholder, in any of the Funds, has a tax capital account and a book capital account. The initial balance of each will be the amount paid for the Units in the Fund. For the purposes of a unitholder’s book capital account, at the end of each business day, the amount of any increase or decrease in the net asset value per Unit from the preceding business day is credited to or charged against the book capital account of each unitholder for that Fund.

For purposes of a unitholders’ tax capital account, all items of income, gain, loss and deduction of each Fund will be allocated among holders of the Units in such Fund at the end of each fiscal year of the Trust. The allocation will be made as follows: first, all items that arise other than from a disposition of Fund assets will be allocated among the unitholders based on their respective book capital accounts as of the days on which such items arose; second, each Fund’s aggregate recognized gain, if any, shall be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the book capital account balances attributable to the redeemed or exchanged Units over the tax capital account balances attributable to those Units; and third, each Fund’s remaining aggregate recognized gain, if any, shall be allocated among the unitholders whose book capital account balance exceeds its tax capital account, until such excess is eliminated. Any remaining aggregate recognized gain will be allocated among all unitholders in proportion to their respective book capital account balances.

Each Fund’s aggregate recognized loss, if any, shall then be allocated among the unitholders who redeemed or exchanged Units to the extent of the excess of the tax capital account balances attributable to the redeemed or exchanged Units over the book capital account balances attributable to those Units. Next, each Fund’s aggregate recognized loss, if any, will be allocated to each Unit whose tax capital account balance exceeds the book capital account balance of such Units until such excess has been eliminated. Any remaining aggregate recognized loss will be allocated among all unitholders who were unitholders in proportion to their respective book capital account balances. Notwithstanding the foregoing, losses or expenses will not be allocated to a unitholder to the extent that allocating such losses or expenses to such unitholder would cause the tax capital account balance of such unitholder to be reduced below zero. The portion of any such allocation that would create such a deficit shall instead be allocated pro rata to the tax capital accounts of all other unitholders with respect to the applicable Fund (subject to the same limitation).

c)	Use of Estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses for the period. Actual results could differ from those estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings in the period in which they become known.

d)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
March 31, 2008 and December 31, 2007
Unaudited
2. Summary of Significant Accounting Policies (cont’d)

principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS 157 could have on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) . The Company has adopted SFAS 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its financial statements.

In May 2007, the FASB issued FSP FIN 46(R), “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46(R)-7”). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the Audit and Accounting Guide for Investment Companies (“Guide”). The effective date for FSP FIN 46(R)-7 is the date that an entity initially adopts Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). The Company is currently assessing the potential impact of implementing this standard.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.
In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
March 31, 2008 and December 31, 2007
Unaudited
2. Summary of Significant Accounting Policies (cont’d)

be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“SOP 07-1-1”). SOP 07-1-1 delays indefinitely the effective date of AICPA Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies’’ (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), “Business Combinations”, regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In March 2008, FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for

The Brookshire Raw Materials (U.S.) Trust
Notes to Statements of Financial Condition
March 31, 2008 and December 31, 2007
Unaudited
2. Summary of Significant Accounting Policies (cont’d)
derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

In April 2008, FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Trust does not anticipate that the adoption of FSP SFAS 142-3 will have an impact on its financial position or results of operations.
3. Financial Instruments
Unless otherwise noted, it is management’s opinion that the Trust is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying value, unless otherwise noted.
4. Commitments and Contingencies
Pursuant to the Amended and Restated Trust Agreement dated September 10, 2007 (the “Trust Agreement”), the Managing Owner will manage each Fund’s business and affairs and will direct the trading activities for each Fund. In addition, the Managing Owner will arrange for one or more third parties to provide administrative, custodial, accounting, transfer agency and other necessary services to the Funds. For these services, the Managing Owner will receive a management and operating fee that is equal to 3% per annum of each Fund’s nominal net asset value (as defined in the Trust Agreement), calculated daily and payable on a monthly basis. Expenses related to the offering costs of the Trust were borne by the Managing Owner.
The Trust is a party to a Placement Agent Agreement (“Placement Agreement”) dated August 29, 2007 with Oakbrook Investment Brokers, Inc. (“Oakbrook”), whereby Oakbrook will act as the initial exclusive United States managing placement agent, in connection with the public offering of securities by the Trust. Under the Placement Agreement, the Trust will pay a subscription fee ranging from 0.5% to 3% of the gross offering proceeds of the sale of units of the Funds to Oakbrook or the applicable selling agent, at the time of such sale, and a trailing fee of 1% per annum of the net asset value of the applicable Fund.
The Trust is also a party to a Subscription Escrow Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) pursuant to which JPMorgan agreed to serve as escrow agent for the Trust.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in Item 1 of this report.
Brookshire Raw Materials (U.S.) Trust (the “Trust”) was formed on August 17, 2006 as a Delaware statutory trust pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust will terminate on August 1, 2050, unless sooner terminated under the Trust Agreement or as otherwise provided by law. The Trust is organized in ten separate series (each individually, a “Fund,” and collectively, the “Funds”), five of which are denominated in U.S. dollars (referred to as the “USD Funds”) and five of which are denominated in Canadian dollars (referred to as the “CDN Funds”) as follows:
(1)	Brookshire Raw Materials (U.S.) Core USD Fund (the “Core USD Fund”);

(2)	Brookshire Raw Materials (U.S.) Core CDN Fund (the “Core CDN Fund”, and together with the Core USD Fund, the “Core Funds”);

(3)	Brookshire Raw Materials (U.S.) Agriculture USD Fund (the “Agriculture USD Fund”);

(4)	Brookshire Raw Materials (U.S.) Agriculture CDN Fund (the “Agriculture CDN Fund”, and together with the Agriculture USD Fund, the “Agriculture Funds”);

(5)	Brookshire Raw Materials (U.S.) Metals USD Fund (the “Metals USD Fund”);

(6)	Brookshire Raw Materials (U.S.) Metals CDN Fund (the “Metals CDN Fund”, and together with the Metals USD Fund, the “Metals Funds”);

(7)	Brookshire Raw Materials (U.S.) Energy USD Fund (the “Energy USD Fund”);

(8)	Brookshire Raw Materials (U.S.) Energy CDN Fund (the “Energy CDN Fund”, and together with the Energy USD Fund, the “Energy Funds”);

(9)	Brookshire Raw Materials (U.S.) Accelerated Core USD Fund (the “Accelerated Core USD Fund”); and

(10)	Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund (the “Accelerated Core CDN Fund”, and together with the Accelerated Core USD Fund, the “Accelerated Core Funds”).
The Trust and Funds have registered for sale $500 million of units of beneficial interest (“Units”) in the Trust and Funds pursuant to a registration statement on Form S-1 that became effective on September 24, 2007. Brookshire Raw Materials Management, LLC (the “Managing Owner”), a Delaware limited liability company, is the commodity pool operator of the Trust and each Fund. The trustee of the Trust and each Fund is CSC Trust Company, a Delaware banking corporation (the “Trustee”). Under the Trust Agreement, the Trustee has delegated to the Managing Owner all of the power and authority to manage the business and affairs of the Trust and each Fund and accordingly, the Trustee has only nominal duties and liabilities to the Trust and each Fund. JPMorgan Chase Bank, N.A. is the escrow agent and custodian for the Trust and each Fund.
Units in each Fund are being offered for subscription during the initial offering period. Each Fund may commence operations at any time following the sale of its subscription minimum to limited owners. During the initial offering period, the purchase price of Units is USD$10.00 per USD Fund Unit and CDN$10.00 per CDN Fund Unit. During that initial offering period, all subscription funds for each Fund are being deposited into segregated escrow accounts in the name of that Fund with JPMorgan Chase Bank, N.A. and held by JPMorgan Chase Bank, N.A., in each case in its capacity as the escrow agent to the Trust and the Funds. If the minimum required subscription amount for a Fund is reached during the initial offering period, the escrowed funds for that Fund will be released to the applicable Fund for trading purposes. If the minimum required subscription amount for a Fund is not reached during the initial offering period, the offering for such Fund will be terminated, and all escrowed funds for that Fund will promptly be refunded to each investor in the applicable Fund, without interest and without deduction of any fees or other amounts.
Under the prospectus, the initial offering period for each Fund is currently scheduled to end 240 days after the commencement of the initial offering period. The Managing Owner has determined to extend the initial offering period for each Fund until December 31, 2008, unless the Fund’s minimum subscription amount is obtained prior to that date, and plans to file a supplement to the prospectus for the Trust and Funds to extend the initial offering period accordingly. This extension of the initial offering period will be effective as to subscribers who subscribe following the filing of the prospectus supplement. With respect to subscribers who have previously subscribed for units in one or more Funds, the Managing Owner is currently seeking the consent of those existing subscribers to the extension of the initial offering period. In the event that an existing subscriber does not affirmatively consent in writing to the extension of the initial offering period, such subscriber’s subscription funds will be returned to that subscriber in accordance with the prospectus. Any decrease in existing subscription funds resulting from the failure of subscribers to consent to the extension of the initial offering period could make it more difficult for one or more Funds to obtain the minimum level of subscription proceeds needed to commence operations.
After the closing of the initial offering period for Funds that have met their subscription minimums and have not otherwise closed or terminated their offering, Units in those Funds will be offered during a continuous offering period at a per-Unit purchase equal to the net asset value per Unit of the applicable Fund as of 6:00 pm New York time on the trading day preceding the effective date of the purchase. During that continuous offering period, net subscription proceeds for Units will be turned over to the applicable Funds for trading.
At the time of organization of the Trust, the Managing Owner subscribed for, and currently owns, ten Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. As of the date of this annual report, those are the only outstanding Units in any of the Funds. Because the required minimum amount of subscriptions have not yet been reached for any Fund, no Units have been issued to limited owners, and no Fund has commenced trading operations.
The Funds’ investment activities are designed to approximately replicate the investment methodology of certain indices developed by Brookshire Raw Materials Group Inc. (“Brookshire”), an Ontario, Canada incorporated company and the parent company of the Managing Owner.
The first index is the Brookshire International Raw Materials Index (the “BIRMI”), which is notionally composed of raw materials employed in the world economy and traded in developed markets as commodity futures and forward contracts. Each commodity is allocated a fixed weight within the BIRMI. The 26 commodities that currently comprise the BIRMI range from metals and minerals (such as gold, silver, aluminum and lead) and energy products (such as oil, gasoline and natural gas) to agriculture products (such as corn, cotton and wheat). The BIRMI will only notionally purchase futures and forward contracts to the extent that it has available funds or cash cover.
Brookshire has developed three other indices that are derived from certain segments of the BIRMI, each with commodities weights that approximately correspond with the commodities contained in the relevant segment of the BIRMI. These indices are the Brookshire International Raw Materials Sub-Index Agriculture (“BRMAG”), the Brookshire International Raw Materials Sub-Index Metals (“BRMME”); and the Brookshire International Raw Materials Sub-Index Energy (“BRMEN”). Each of these indices will only notionally purchase futures and forward contracts to the extent that such index has available funds or cash cover.
Finally, Brookshire has also developed another index, the Brookshire International Raw Materials Sub-Index Accelerated (“BRMXL”), which is composed of the same commodities as the BIRMI but which notionally purchases approximately 50% more commodity futures and forward contracts than it has cash to cover.
Each of these indices is separately maintained in U.S. and Canadian dollars. Each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents, or the Fixed Income Portfolio, of the same currency denomination as that of the applicable index. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices consist solely of obligations backed by the full faith and credit of the U.S. federal government, including U.S. Treasury bills, notes and bonds, and issues of the Federal Home Loan Bank, Federal Farm Credit Bank, and other similar U.S. federal government agencies. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices do not include obligations of “government sponsored enterprises” such as the Federal National Mortgage Association (commonly known as “FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (commonly known as “Freddie Mac”) or collateralized mortgage obligations or other derivative instruments. The Fixed Income Portfolios of the Canadian denominated indices consist solely of Canadian or Canadian Provincial Government T-Bills, notes and bonds, and Canadian cash and cash equivalents. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index.
Because the investment objectives of each Fund are to approximately replicate the investment methodology of its corresponding index, commodity futures and forward contracts will not generally be traded to profit from anticipated price fluctuations. For example, the Core USD Fund and the Core CDN Fund will trade a portfolio of futures and forward contracts designed to approximately replicate the investment methodology of the BIRMI. Each Fund will purchase long-only positions in a commodities portfolio of commodities futures and forward contracts. Assets of each Fund not required by such Fund to satisfy minimum commodities futures and forward contract margin requirements will be invested in a portfolio of government treasury securities and other high credit quality short-term fixed income securities and cash and cash equivalents generally of the same currency denomination as that of the applicable Fund (namely U.S. dollars or Canadian dollars).
In connection with the operation, marketing and related activities for the Trust and each Fund, Brookshire has entered into a license agreement with the Managing Owner and the Trust (on behalf of each Fund). The license agreement grants the Managing Owner and the Trust (on behalf of each Fund) a royalty-free, fully paid-up, nonexclusive, non-transferable, non-assignable and non-sub-licensable right to the applicable index, the related trading methodologies and related intellectual property to be utilized by each Fund, as well as to the appropriate trademarks owned by Brookshire in the United States.
Each Fund will pay to the Managing Owner a management and operating fee (the “Management and Operating Fee”) equal to 3% per annum of each Fund’s nominal net asset value, calculated daily and payable on a monthly basis. This Management and Operating Fee will cover the management fees payable to the Managing Owner; expenses related to the organization and offering of Units; fees payable to the escrow agent and custodian; brokerage and futures commission merchants commissions and transaction fees; all routine on-going operational, administrative and other ordinary expenses; monthly license fees; and certain expenses of the Managing Owner and any affiliates retained by it incurred on behalf of the Trust and the Funds. The Management and Operating Fee does not include extraordinary fees or fees payable by limited owners (such as the subscription fee, trailing servicing fees, redemption fees or other fees and expenses incurred by the Funds or a Trust as a result of the actions of limited owners).
Neither the Trust nor any Fund has any officers, directors or employees. Under the terms of the Trust Agreement, the Managing Owner manages the Trust’s and each Fund’s business and affairs, and directs the trading activities for each Fund. The Managing Owner is directly responsible for calculating the net asset value and notional net asset value of each Fund and all fees and expenses, if any, to be paid by each Fund, and for preparing monthly and annual reports to limited owners, filing reports required by the Commodities Futures Trading Commission (the “CFTC”), the Securities and Exchange Commission (“SEC”) and any other federal or state agencies or self-regulatory organizations. The Managing Owner will also provide suitable facilities and procedures for handling and executing redemptions, exchanges, transfers and distributions (if any), and the orderly liquidation of each Fund. The Managing Owner will be responsible for selecting futures commission merchants for the Trust and for each Fund. The Managing Owner may retain affiliates to provide certain administrative services necessary to the prudent operation of the Trust or any Fund.
Under the Trust Agreement, the Managing Owner’s officers, directors and certain other related persons, as well as the Trustee and certain related persons, are indemnified against certain liabilities arising out of the performance of their duties to the Trust and/or the Funds. In addition, in the normal course of business, the Funds enter into contracts with service providers, which also provide for indemnifications by the Funds. The Funds’ maximum exposure under these agreements is unknown as this would involve any future claims that may be made against the Funds.
The Trust and the Funds are subject to regulation by national regulatory authorities such as the SEC, the CFTC, the National Futures Association (the “NFA”), and the Financial Industry Regulatory Authority. Under the Commodity Exchange Act, as amended, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of, among others, commodity trading advisors and commodity pool operators. The Commodity Exchange Act requires commodity pool operators and commodity trading advisors such as the Managing Owner and commodity brokers or futures commission merchants such as the Trust’s and the Funds’ commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. The Managing Owner and the Trust’s and Funds’ commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or a commodity trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event that the Managing Owner’s registration as a commodity pool operator or a commodity trading adviser were terminated or suspended, the Managing Owner would be unable to continue to manage the business of the Trust and the Funds. Should the Managing Owner’s registration be suspended, termination of the Trust and the Funds may result.
The CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Trust and the Funds, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Trust or a Fund may also trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Trust and the Funds may also trade on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.
In addition to registration requirements of the SEC and the CFTC, the offering and sale of Units in each state is governed by the securities laws and regulations of that state. Units may only be offered and sold in a state where the applicable state securities administrator has approved the registration of Units for offering and sale in such state. As of April 8, 2008, the registration of Units has been approved in 30 states and jurisdictions, and applications for registration of Units are pending in 14 states and jurisdictions. State securities laws and regulations, and the interpretations of such laws and regulations, may vary widely from state to state. Accordingly, it is possible that Units may be registered for offer and sale in some states, but denied from registration, required to be withdrawn from registration, or limited to certain purchasers in other states. Such denials, withdrawals or limitations may reduce the number of subscribers in the Funds, which in turn may affect the viability and success of the Trust and the Funds.
Critical Accounting Policies and Estimates
Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s and the Funds’ application of these policies will involve judgments and actual results may differ from the estimates used.
Liquidity and Capital Resources
As of December 31, 2007 and the date of this annual report, the Managing Owner owns all of the 50 outstanding Units, consisting of 10 Units in each of the Core USD Fund, the Agriculture USD Fund, the Metals USD Fund, the Energy USD Fund and the Accelerated Core USD Fund. These Units were issued to the Managing Owner on the formation of the Trust on August 17, 2006. The initial offering period for each Fund is still continuing, and no Fund has yet commenced trading. Until the initial offering period closes, all subscription proceeds received prior to that date will be held in a segregated escrow account in the name of each Fund with JPMorgan Chase Bank, N.A., in its capacity as escrow agent. If the minimum requisite Units are not sold for any Fund within the initial offering period, each investor in such Funds, without interest and without deduction of any fees or other amounts, after the end of the initial offering period. During the continuous offering period, the net subscription proceeds will be turned over to such Fund for trading.
The Trust and the Funds will raise capital only through the sale of Units offered pursuant to the sale of Units, and not through borrowing. Due to the nature of their business, neither the Trust nor the Funds is expected to make any capital expenditures or to have any capital assets which are not operating capital or assets.
The Managing Owner is responsible for the payment of all of the ordinary expenses associated with the organization of the Trust and the offering of each Fund, except for the subscription fee and ongoing trailing fees payable by each limited owner. As a result, less than 100% of each Fund’s offering proceeds will initially available for that Fund’s trading activities.
Once a Fund commences operations, it is anticipated that a portion of its total net assets will be allocated to commodity futures and forward contracts trading. Approximately 10% of each Fund’s assets are expected to be committed as required margin for futures and forward contracts trading and will be held by the Trust’s futures commission merchant in segregated accounts pursuant to the Commodity Exchange Act, although the committed amount may vary. This margin will generally be held in cash. The remaining approximately 90% of each Fund’s assets will normally be invested in the Fixed Income Portfolio. The percentage that U.S. Treasury bills and other fixed income securities will bear to the total net assets will vary from period to period as the market values of the exchange-traded futures contracts and forward contracts change. The balance of the net assets will be held in each Fund’s commodity trading account. Interest earned on the Funds’ interest-bearing funds will be paid to the applicable Fund.
Most United States commodity futures exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect a Fund’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent a Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, a Fund may not be able to execute futures or forward trades at favorable prices if little trading in such contracts is taking place.
Trading in forward or other over-the-counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time and difficulty required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay and difficulty could be exacerbated to the extent a counterparty is not a United States person. However, the Managing Owner intends that any commodity futures and forward contracts traded by a Fund will be exchange-traded, except when the Managing Owner, in its sole discretion, determines that to do so would not be reasonably practicable.
The Managing Owner may not always be able to liquidate its commodity positions at the desired price. The large face value of the positions that the Managing Owner may acquire for each Fund increases the risk of illiquidity by both making its positions more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so. Unexpected market illiquidity may cause major losses to investors at any time or from time to time. A market disruption, such as a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult to liquidate a position.
There is not likely to be a secondary market for Units. Units may be redeemed, in whole or in part, on a daily basis, subject to the conditions and restrictions provided in the Trust Agreement. In particular, if a limited owner redeems Units within 90 days of the effective date of the purchase of the Units being redeemed, such limited owner will be charged a redemption fee of 2% of the net asset value of the Units being redeemed. Units in one Fund may also be exchanged for Units in another Fund, subject to the conditions and restrictions set forth in the Trust Agreement.
Other than these limitations on liquidity, which are inherent in a Fund’s trading operations, and the limitations on liquidity, market risks and credit risks discussed below, each of the Funds’ assets are expected to be highly liquid.
Market risk
Trading in futures and forward contracts will involve each of the Funds entering into contractual commitments to purchase or sell futures or forward contracts for commodities within each of the applicable indices at a specified date and price. The market risk associated with each Fund’s commitment to purchase commodities futures and forward contracts will be limited to the gross or face amount of the contracts held. However, should a Fund enter into a contractual commitment to buy or sell a commodities contract, it would be required to take or make delivery of the underlying commodities at the contract price and then resell or repurchase the contract at prevailing market prices or settle in cash. Since the resale or repurchase price to which the commodities futures and forward contracts can rise is unlimited, entering into commitments to buy or sell such commodities will expose a Fund to theoretically unlimited risk.
Each Fund’s exposure to market risk will be influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of a Fund’s speculative trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of an investor’s capital.
Commodity performance is not correlated to debt or equity markets, but during certain periods Funds may perform in a manner similar to debt or equity portfolio holdings, providing few, if any, diversification benefits. Non-correlation is not negative correlation. Negative correlation would mean that there is an inverse relationship between Funds’ performance and the performance of the general financial markets (for example, the net asset value of Funds will rise when stock indices fall or fall when stock indices rise).
Rule-driven strategies do not have the benefit of discretionary decision making. Rule-driven strategies do not take into account factors external to the market itself. For example, a pending political or economic event may be very likely to cause a major price movement, but a rule-driven strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

The operations of the Managing Owner, the Trust, the exchanges, brokers and counterparties with which the Managing Owner and the Trust do business and the markets in which the Managing Owner and the Trust do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. Additionally, a serious pandemic, such as avian influenza, or a natural disaster, such as a hurricane, could severely disrupt the global economy.
As has been widely reported, the U.S. securities markets have been experiencing significant fluctuations, based in part on a slow down in the U.S. economy, tightening credit, and market fluctuations for certain types of securities. Such factors and others could significantly adversely affect the value of commodity futures, forwards and the fixed income securities included in the Brookshire indices and the Funds in a very short time. In addition, the yield earned by the fixed income securities included in the Brookshire indices and Funds is subject to changes in interest rates. As a result, in part, of actions of the U.S. Federal Reserve Bank, short-term interest rates have been declining. A decline in short-term interest rates would lower the yield of the fixed income securities held by the Funds and the overall return on an investor’s investment.
Each of these indices is separately maintained in U.S. and Canadian dollars. Each of the indices notionally invests non-margin requirements in a portfolio of investment grade fixed income securities and cash and cash equivalents, or the Fixed Income Portfolio, of the same currency denomination as that of the applicable index. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices consist solely of obligations backed by the full faith and credit of the U.S. federal government, including U.S. Treasury bills, notes and bonds, and issues of the Federal Home Loan Bank, Federal Farm Credit Bank, and other similar U.S. federal government agencies. The Fixed Income Portfolios of the U.S. dollar denominated Brookshire indices do not include obligations of “government sponsored enterprises” such as the Federal National Mortgage Association (commonly known as “FNMA” or “Fannie Mae”) or the Federal Home Loan Mortgage Corporation (commonly known as “Freddie Mac”) or collateralized mortgage obligations or other derivative instruments. The Fixed Income Portfolios of the Canadian denominated indices consist solely of Canadian or Canadian Provincial Government T-Bills, notes and bonds, and Canadian cash and cash equivalents. The maturity of any individual fixed income security included in the Fixed Income Portfolio of any index is not expected to exceed 18 months, and the average duration of the entire Fixed Income Portfolio of an index is not expected to exceed 12 months. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index. The Fixed Income Portfolio of each Fund will be comprised of the same type of fixed income securities, cash and cash equivalents as the Fixed Income Portfolio of its applicable index.
Credit risk
When a Fund enters into futures or forward contracts, a Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearinghouse associated with the particular exchange. In general, clearinghouses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members (i.e., some foreign exchanges, which may become applicable in the future), it may be backed by a consortium of banks or other financial institutions. When a Fund enters into a forward contract, the counterparty to the contract is not a clearinghouse associated with an exchange, but rather the party with which the Fund entered into the contract, which will typically be a bank, dealer or other financial institution in the relevant forward market. Thus, forward contracts may have greater risk than futures contracts because forward contracts lack the credit support provided by a clearinghouse. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to a Fund.
The Managing Owner will attempt to minimize these market and credit risks by requiring the Funds to abide by various trading limitations and policies, which will include limiting margin accounts, trading only in liquid markets and permitting the use of stop-loss provisions.
Foreign Exchange Risk
The price of any foreign futures or forward contract and, therefore, the potential profit and loss on such contract may be affected by the variance in the foreign exchange rate between the time the order is placed and the time it is liquidated or offset. As a result, if changes in the value of the local currency relative to the U.S. Dollar occur, then such changes may cause losses even if the contract traded is profitable.

Results of Operations
Neither the Trust nor any Fund has yet commenced operations and/or yet accepted any subscriptions.
Off-Balance Sheet Arrangements
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.
Neither the Trust nor any Fund has utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance-sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements which are in the best interests of the Trust and/or the Funds and are entered into in the normal course of business, which may include provisions related to indemnification of service providers against certain risks arising in the course of their performing services for the Trust and/or the Funds. While the Trust and/or each Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the financial position of any Fund.
Disclosure of Contractual Obligations
The Trust and the Funds do not enter into contractual obligations to make future payments that would be typical for an operating company.
The business of the Trust and the Funds is speculative trading of a diversified portfolio of futures and forward contracts and fixed income securities designed to approximately replicate the investment methodology of certain corresponding indices. Such contracts will generally be settled by offset, and not delivery.
Each Fund will have contractual obligations to the Managing Owner and the commodity brokers. Management and Operating Fee payments to the Managing Owner will be calculated as a fixed percentage of each Fund’s notional net asset value. Commission payments to future commission merchants will be on a contract-by-contract, or round-turn, basis, and will be covered by the Management and Operating Fee. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. These agreements with future commission merchants are effective for one-year terms, renewable automatically for additional one-year terms.
Commodities Markets in the First Quarter of 2008
It has been estimated there was $30 billion in new investment in commodities in the first quarter of 2008 alone.
Oil prices rose to an intraday record high of US$111 a barrel in March 2008 as the U.S. Dollar/Euro rate fell to a record low. Oil prices were further lifted by OPEC’s decision to roll over existing quotas. Natural gas prices increased from US$7.39 per mmbtu in the fourth quarter of 2007 to US $9.60 per mmbtu in March 2008, due to high crude oil prices, reduced Canadian exports, and a cold North American winter, as well as investment and hedge fund interest.
With U.S. housing starts down almost 50% from two years ago, forest products did not fare as well with lumber prices declining in the first quarter of 2008 to a quarterly low on March 18, 2008 of $245.40/1,000 board ft.
Canadian No. 1 wheat rose to a new record of CDN$890 per tonne in February before declining back to CDN$597 per tonne in March. Given low world stocks, the Managing Owner believes that it is unlikely that prices will fall back to levels of the past few years, although the Managing Owner believes prices may ease as new U.S. winter crop supplies become available in the next few months and Canadian and U.S. spring crops become available in the fall of 2008. Coffee hit a quarterly high of $169.85/lb. on March 3 after Procter & Gamble Co. raised prices for Folgers, the top-selling U.S. brand before retreating on larger than expected Brazilian crop estimates. Corn rose to a record $5.725 a bushel on record demand for the grain on the same day as did soybeans and cotton on demand from China. Livestock declined roughly 14% in the first quarter of 2008 due to increased feed costs, related herd liquidation, and the movement of cattle off pasture into the feed-yard creating an excess of supply. The quarter ended with the USDA’s planting intentions report showing a greater than anticipated amount of soybean acres to be planted compared to corn. Corn is the biggest U.S. crop, valued at a record $52.1 billion in 2007, followed by soybeans at $26.8 billion. Wheat was in fourth place, behind hay, with a value of $13.7 billion.
Commodities Markets in the Remainder of 2008
The Managing Owner believes commodity futures markets will continue to outperform both equity and bond markets in 2008 based on a number of factors including increased demand for raw materials from large emerging economies such as China and India and the historical outperformance of commodities relative to stocks and bonds from 1970 through 2004. While commodity futures are non-correlated to stocks and bonds, from 1970 through 2004, commodities markets have had average returns of 16.47% in years when U.S. stocks had negative returns and 20.97% in years when U.S. bonds had negative returns.
While the S&P 500 Total Return Stock Index lost 9.44% in Q1 2008, commodities have risen generally over the last five months across most sectors. Economic expansion in India and China, the largest consumer of steel, copper and nickel, is feeding demand for commodities across the world. A weak U.S. economy and fallout from the sub-prime mortgage meltdown continues to buffet industrial commodity prices from time- to time. However, the strength of emerging market demand and investment interest in hard assets such as commodities as a hedge against weakness in the U.S. dollar has supported commodity prices.
A record low U.S. Dollar to Euro exchange rate has recently pushed gold and oil to new highs. After another round of profit taking in base metals, most prices have rallied in 2008 and are higher than in late 2007, with copper prices exceeding US$4.00 per pound in March for an all time high. Copper’s strength is thought to reflect the view that decline in consumption in the so-called G7 nations will be more than offset by ongoing gains in emerging market demand. Gold for immediate delivery set a record of $1,032.70 on March 17, 2008. The first quarter 2008 precious metals rally coincided with a 6.4% decline in the U.S. dollar and a 200 basis-point cut in the U.S. Fed funds rate from 4.25% to 2.25%.
Increases in commodity supplies in 2008 are expected to be minimal due to increased lead times for new equipment, the policies of nationalist governments globally, high marginal costs of production and lack of infrastructure development in key points of the global supply chain such as ports in Australia and South Africa. The Managing Owner believes that demand for commodities in 2008 should continue to be robust, supporting price appreciation in raw materials futures. The notable exception could be industrial metals which over the past 40 years have tended to decline approximately 19% during recessions such as the one the United States economy may be headed for. Compared with agricultural production, there is a greater supply and demand reaction time lag to price changes for metals.
The Brookshire International Raw Materials Index (BIRMI) in the First Quarter of 2008
Brookshire International Raw Materials Index (BIRMI)
2008 began on a positive note with the BIRMI gaining 3.09% in January. The largest returns were generated by the precious metals sub-sector which rose 12.43% and the soft commodities included in the BIRMI which rose 9.64%. The energy sub-sector declined 5.78% in January then rebounded in February with a 14.35% return. The BIRMI as a whole gained an impressive 12.32% in the month of February with all sub-sectors producing double-digit gains except for livestock which declined 4.91% and paper and forest products which had a smaller positive return of 2.26%.
From the start of the first quarter on January 1, 2008 to the end of the first quarter on March 31, 2008, the BIRMI posted a 19.02% return.
The Managing Owner believes that the principal reasons for the increase in the BIRMI are set forth in the paragraphs under the heading “Commodities Markets in the First Quarter of 2008.”
Brookshire International Raw Materials Agriculture Sub-Index (BRMAG)
2008 began on a positive note with the BRMAG gaining 4.59% in January and 10.92% in February. It retreated 10.44% in March. From the start of the first quarter on January 1, 2008 to the end of the first quarter on March 31, 2008, the BRMAG posted a 3.90% return. At the end of the quarter on March 31, 2008, wheat plunged the maximum allowed by the Chicago Board of Trade after the U.S. government said U.S. farmers, the world’s largest exporters, will plant more to take advantage of a price rally and diminished global inventories. Wheat futures for May delivery fell the exchange limit of 60 cents, or 6.1 percent, to $9.29 a bushel in Chicago, the lowest for a most-active contract since Jan. 31. After reaching a record $13.495 a bushel on Feb. 27, wheat dropped 14 percent in March 2008.
Corn and wheat are expected to increase in price in 2008 due to low U.S. supply and high demand from emerging economies, particularly China. Coffee reserves are now at historical lows of 13% of annual global consumption which should support price increases. Sugar gained in February after U.S. Federal Reserve chairman Ben Bernanke urged the U.S. to reduce tariffs on imports of sugar cane based ethanol from Brazil. The current tariff is set to expire in 2008. Cotton prices surged to a 12-year high on March 5, 2008 on concern that U.S. farmers may shift acres to more profitable crops such as wheat and soybeans. Lumber prices were depressed in 2007 due to reduced U.S. housing construction and are expected to remain low in 2008 as sawmill shutdowns to reduce supply have not reduced excess capacity sufficiently. Wheat continued its 2007 rally in 2008 due to downward revisions to ending inventories in the key exporting countries of the United States and Canada and growing speculative interest.
In the livestock sub-sector, lean hogs declined in February 2008 on concerns rising U.S. pork production was exceeding demand. Meatpackers have processed 9.7% more hogs than a year ago.
Brookshire International Raw Materials Energy Sub-Index (BRMEN)
From the start of the first quarter on January 1, 2008 to the end of the first quarter on March 31, 2008, the BRMEN posted a 10.43% return. 2008 began on a negative note with the BRMEN losing 2.38% in January. It gained 11.38% in February and 1.56% in March.
Unleaded gasoline futures fell in February then rose in March 2008 on speculation that U.S. Federal Reserve interest rate cuts would spur demand for transportation. Crude oil prices hit record highs in March 2008 driven by the weakening U.S. dollar. Crude-oil supplies were estimated to have increased by 2.25 million barrels in the week ended March 28, 2008 causing crude-oil futures for May delivery to fall $4.04, or 3.8 percent, to $101.58 a barrel on the New York Mercantile Exchange, the biggest percentage drop since March 19, 2008. Oil was still up 54 percent from 1 year ago, jumping 5.8 percent in this quarter. A number of commodity indexes are heavily weighted in the energy sector and some of the price increases in energy commodities may be attributable to increased investment in funds that track commodity indexes as investors seek returns and portfolio diversification.
Brookshire International Raw Materials Metals Sub-Index (BRMME)
2008 began on a positive note with the BRMME gaining 9.48% in January and 14.97% in February. It lost 5.74% in March. From the start of the first quarter on January 1, 2008 to the end of the first quarter on March 31, 2008, the BRMME posted an 18.64% return.
The Managing Owner believes that gold and silver should perform well in 2008 due to a weak U.S. dollar and increased concerns that the U.S. Federal Reserve’s interest rates cuts in the first quarter of 2008 will fuel future inflationary pressures. The Managing Owner also believes that demand for copper, lead and tin should continue to increase as emerging economies such as China and India develop their infrastructure. However, the U.S. is the world’s second largest user of copper after China and a recession in the United States may limit gains in this commodity.
Brookshire International Raw Materials Accelerated Sub-Index (BRMXL)
2008 began on a positive note with the BRMXL gaining 4.49% in January and 18.38% in February. It lost 6.33% in March. From January 1, 2008 to March 31, 2008, the BRMXL posted a 15.87% return.
As the BRMXL is composed of the same commodities as the BIRMI (but with 50% leverage), the causal factors described above for the BIRMI apply equal to the BRMXL. The Managing Owner believes that the accelerated BIRMI leveraged by 50% should perform well in 2008 as commodity prices are anticipated to increase and the leverage will enhance returns.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
The management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) of the Trust and each Fund as of March 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner concluded that, as of the Evaluation Date, the disclosure controls and procedures of the Trust and each Fund are effective to provide reasonable assurance that they are timely alerted to the material information relating to the Trust and each Fund required to be included in the periodic SEC filings of the Trust and each Fund.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the internal controls over financial reporting of the Trust and each Fund during the quarter ending March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.
PART II—OTHER INFORMATION
Item 1 Legal Proceedings
The Managing Owner is unaware of any material legal proceedings to which the Trust or any Fund is a party or to which any of their respective assets are subject.
Item 1A Risk Factors
There have been no material changes to the risk factors relating to the Trust or any Fund from those previously disclosed in Item 1A “Risk Factors” of the annual report on Form 10-K for the fiscal year ended December 31, 2007, for the Trust and the Funds.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3 Defaults Upon Senior Securities
None.
Item 4 Submission of Matters to a Vote of Security Holders
None.
Item 5 Other Information
None.
Item 6 Exhibits
Reference is made to the Exhibit List of this quarterly report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Core CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Agriculture CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Metals CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Energy CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core USD Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brookshire Raw Materials (U.S.) Accelerated Core CDN Fund,
a Series of the Brookshire Raw Materials (U.S.) Trust
(Registrant)

Date: May 15, 2008	By:	/s/ John Marshall

John Marshall
Chief Executive Officer

	By:	/s/ Stephen Adams

Stephen Adams
Chief Financial Officer

of Brookshire Raw Materials Management, LLC, the Managing Owner of the Brookshire Raw Materials (U.S.) Trust

EXHIBIT INDEX
Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. All other exhibits are filed herewith.

Exhibit
Number	Exhibit Description

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant, dated as of September 10, 2007. (Exhibit 4.1 to Registration Statement on Form S-1, Nos. 333-1372989 to 333-1372989-10, as filed September 24, 2007.)

31.1	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.3	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.4	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.5	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.6	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.7	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.8	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.9	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.10	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.11	Certification of Principal Executive Officer of the Managing Owner pursuant to Rules 13a-14 (a) and 15d-14 (a) of the Securities Exchange Act of 1934.

31.12	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.13	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.14	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.15	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.16	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.17	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.18	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.19	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.20	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.21	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.22	Certification of Principal Financial Officer of the Managing Owner pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

32.3	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.4	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.5	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.6	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.7	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.8	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.9	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.10	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.11	Certification pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.